Form 10-K
period 2012-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2013-03-28
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-177662-01

CenterPoint Energy Transition Bond Company IV, LLC

(Exact name of registrant as specified in its charter)

CenterPoint Energy Houston Electric, LLC

(Exact name of depositor and sponsor as specified in its charter)

Delaware	45-3687039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 Louisiana, Suite 4664B Houston, Texas 77002	(713) 207-5776
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2012: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2013 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6. Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this report on Form 10-K, CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) has five managers. For as long as necessary under applicable Rating Agency criteria (as such term is defined in the Issuing Entity’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”)) in order to maintain a rating of “AAA” (or the equivalent thereof) for the Issuing Entity’s Series 2012 Senior Secured Transition Bonds, the Issuing Entity shall have at least two individuals who are Independent Managers (as such term is defined in the LLC Agreement). In the event that two Independent Managers are not necessary under applicable Rating Agency criteria in order to maintain such a rating, the Issuing Entity shall have at least one individual who is an Independent Manager. Currently, Messrs. Angelo and O’Connor serve as the Independent Managers of the Issuing Entity.

Independent Manager is defined in the LLC Agreement as a manager of the Issuing Entity who is not, and within the previous five years was not (except solely by virtue of such Person’s serving as, or affiliation with any other Person serving as, a special member or an independent director or manager, as applicable, of CenterPoint Energy Houston Electric, LLC (“CenterPoint Houston”), the Issuing Entity or any bankruptcy remote special purpose entity that is an Affiliate of CenterPoint Houston or the Issuing Entity), (i) a stockholder, member, partner, director, officer, employee, Affiliate, customer, supplier, creditor or independent contractor of, or any Person that has received any benefit in any form whatsoever from (other than in such Manager’s capacity as a ratepayer or customer of CenterPoint Houston in the ordinary course of business), or any Person that has provided any service in any form whatsoever to, or any major creditor (or any Affiliate of any major creditor) of, the Issuing Entity, CenterPoint Houston or any of their Affiliates, or (ii) any Person owning beneficially, directly or indirectly, any outstanding shares of common stock, any limited liability company interests or any partnership interests, as applicable, of the Issuing Entity, CenterPoint Houston, or any of their Affiliates, or of any major creditor (or any Affiliate of any major creditor) of any of the foregoing, or a stockholder, member, partner, director, officer, employee, Affiliate, customer, supplier, creditor or independent contractor of, or any Person that has received any benefit in any form whatever from (other than in such Person’s capacity as a ratepayer or customer of CenterPoint Houston in the ordinary course of business), or any Person that has provided any service in any form whatever to, such beneficial owner or any of such beneficial owner’s Affiliates, or (iii) a member of the immediate family of any person described above; provided that the indirect or beneficial ownership of stock through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an Independent Manager. For purposes of this definition, “major creditor” shall mean a natural person or business entity to which the Issuing Entity, CenterPoint Houston or any of their Affiliates has outstanding indebtedness for borrowed money or credit on open account in a sum sufficiently large as would reasonably be expected to influence the judgment of the proposed Independent Manager adversely to the interests of the Issuing Entity when the interests of that Person are adverse to those of the Issuing Entity. Capitalized terms used in this paragraph have the meanings assigned to them in the LLC Agreement.

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background

Marc Kilbride	60

Manager, Vice President and Treasurer of the Issuing Entity. Vice President and Treasurer of CenterPoint Houston since June 2002, Treasurer since 1997. Vice President and Treasurer of CenterPoint Energy, Inc. since September 2002, Treasurer since September 2001.

Mr. Kilbride is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since October 2001); CenterPoint Energy Transition Bond Company II, LLC (since December 2005); CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Gary L. Whitlock	63	Manager and President of the Issuing Entity. Executive Vice President and Chief Financial Officer of CenterPoint Houston and CenterPoint Energy, Inc. since September 2002.

		Mr. Whitlock currently serves on the Board of Directors of KiOR, Inc. He is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since October 2001); CenterPoint Energy Transition Bond Company II, LLC (since December 2005); CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Walter L. Fitzgerald	55	Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity. Vice President and Controller of CenterPoint Houston from February 2003 to September 2010 and Senior Vice President and Chief Accounting Officer since September 2010. Vice President and Controller of CenterPoint Energy, Inc. from 2001 to December 2007 and Senior Vice President and Chief Accounting Officer since December 2007.

		Mr. Fitzgerald is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since December 2007); CenterPoint Energy Transition Bond Company II, LLC (since December 2007); CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Bernard J. Angelo	43	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000 - March 2009); Ameriquest Mortgage Securities Inc. (January 2000 - March 2009); Argent Securities Inc. (May 2002 - March 2009); ATAX TEBS 1, LLC (since September 2010); Bay View Deposit Corporation (since November 2004); BCF Funding II LLC (since February 2005); Carmax Auto Funding LLC (since August 2003); CEC Funding LLC (since February 2005); Daimler Trust Leasing LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005 - January 2011); Hexagon ABS Corp. (February 2005 - November 2006); J.G. Wentworth Receivables III LLC (since September 1997); National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004 - December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (since May 2010); SunTrust Auto Receivables, LLC (May 2007 - November 2010); Venture Lending & Leasing IV, LLC (October 2004 - June 2009); Venture Lending & Leasing V, LLC (June 2006 - May 2009); and World Omni Auto Receivables LLC (since March 2003).

		Mr. Angelo is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since October 2001); CenterPoint Energy Transition Bond Company II, LLC (since December 2005); CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Timothy O’Connor	41	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation since September 2009.

		Mr. O’Connor is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since September 2007); and CenterPoint Energy Transition Bond Company II, LLC (since September 2007).

Code of Conduct

The Issuing Entity is a wholly owned subsidiary of CenterPoint Houston which in turn is an indirect subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at http://investors.centerpointenergy.com/governance.cfm.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to CenterPoint Houston is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2013 annual meeting of shareholders filed with the Securities and Exchange Commission on March 15, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) filed with the Delaware Secretary of State on October 14, 2011.

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012.

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds.

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds.

4.3	Form of 2012 Senior Secured Transition Bond (included in Exhibit 4.2).

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller.

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer.

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 14, 2011 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Registration Statement on Form S-3 (Reg. No. 333-177662-01) dated November 2, 2011).

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.3	Form of 2012 Senior Secured Transition Bond (included as Exhibit A to the First Supplement Indenture filed as Exhibit 4.2) (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

(c)	Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of March, 2013.

CENTERPOINT ENERGY TRANSITION BOND COMPANY IV, LLC, as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Marc Kilbride
Name: Marc Kilbride
Title: Vice President and Treasurer (Senior officer in charge of the servicing function of the servicer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant’s security holders. The Registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this report on Form 10-K.

EXHIBIT INDEX

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.