Form 10-K
period 2013-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2014-03-31
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2013: None

Documents incorporated by reference:

A portion of the proxy statement relating to the 2014 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background
Gary L. Whitlock	64

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

Walter L. Fitzgerald	56

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

Mark L. Veltmann	54

Manager of the Issuing Entity. Assistant Controller of CenterPoint Energy, Inc. since July 2007.

Mr. Veltmann is also a manager of the following subsidiary of CenterPoint Houston: CenterPoint Energy Transition Bond Company II, LLC (since March 2014).

Bernard J. Angelo	44

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

Timothy O’Connor	42

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

The information required by this item with respect to CenterPoint Houston is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2014 annual meeting of shareholders filed with the Securities and Exchange Commission on March 14, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) filed with the Delaware Secretary of State on October 14, 2011.

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012.

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds.

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds.

4.3	Form of 2012 Senior Secured Transition Bond (included in Exhibit 4.2).

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Servicer’s Regulation AB compliance certificate of CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Certificate of compliance of CenterPoint Energy Houston Electric, LLC.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller.

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer.

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 14, 2011 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Registration Statement on Form S-3 (Reg. No. 333-177662-01) dated November 2, 2011).

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.3	Form of 2012 Senior Secured Transition Bond (included as Exhibit A to the First Supplement Indenture filed as Exhibit 4.2) (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Servicer’s Regulation AB compliance certificate of CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Certificate of compliance of CenterPoint Energy Houston Electric, LLC.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

(c)	Not applicable.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of March, 2014.

CENTERPOINT ENERGY TRANSITION BOND COMPANY IV, LLC, as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Walter L. Fitzgerald
	Name:	Walter L. Fitzgerald
	Title:	Senior Vice President and Chief Accounting Officer
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

EXHIBIT INDEX

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)

*33.1	Servicer’s Regulation AB compliance certificate of CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Certificate of compliance of CenterPoint Energy Houston Electric, LLC.