Form 10-K
period 2014-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2015-03-31
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2014: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2015 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background
William D. Rogers	54

Manager and President of the Issuing Entity. Executive Vice President and Chief Financial Officer of CenterPoint Houston and CenterPoint Energy, Inc. since March 2015. Vice President and Treasurer of American Water Works Company, Inc. from October 2010 to January 2015. Chief Financial Officer of NV Energy, Inc. from February 2007 to February 2010.

He is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since March 2015); CenterPoint Energy Transition Bond Company II, LLC (since March 2015); CenterPoint Energy Transition Bond Company III, LLC (since March 2015); and CenterPoint Energy Restoration Bond Company, LLC (since March 2015).

Kristie Colvin	51

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since September 2014. Division Vice President Finance, Regulated Operations of CenterPoint Houston from July 2010 until September 2014. Senior Director, Financial Planning and Performance Measurement of CenterPoint Energy, Inc. from August 2007 through June 2010.

Ms. Colvin is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since September 2014); CenterPoint Energy Transition Bond Company II, LLC (since September 2014); CenterPoint Energy Transition Bond Company III, LLC (since September 2014); and CenterPoint Energy Restoration Bond Company, LLC (since September 2014).

Carla A. Kneipp	43

Manager and Vice President and Treasurer of the Issuing Entity. Vice President and Treasurer of CenterPoint Energy since May 2014. Vice President Investor Relations of CenterPoint Energy from August 2012 to May 2014. Vice President Internal Audit of CenterPoint Energy from May 2007 to August 2012.

Ms. Kneipp is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since July 2014); CenterPoint Energy Transition Bond Company II, LLC (since July 2014); CenterPoint Energy Transition Bond Company III, LLC (since July 2014); and CenterPoint Energy Restoration Bond Company, LLC (since July 2014).

Bernard J. Angelo	45

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

Timothy O’Connor	43

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

The information required by this item with respect to CenterPoint Houston is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2015 annual meeting of shareholders filed with the Securities and Exchange Commission on March 13, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) filed with the Delaware Secretary of State on October 14, 2011.

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012.

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds.

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds.

4.3	Form of 2012 Senior Secured Transition Bond (included in Exhibit 4.2).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller.

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer.

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 14, 2011 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Registration Statement on Form S-3 (Reg. No. 333-177662-01) dated November 2, 2011).

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.3	Form of 2012 Senior Secured Transition Bond (included as Exhibit A to the First Supplement Indenture filed as Exhibit 4.2) (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

(c)	Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Houston.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Since the issuance of the 2012 Senior Secured Transition Bonds in 2012, CenterPoint Houston has failed to remit transition charge collections from one customer to the trustee for the 2012 Senior Secured Transition Bonds, due to inadvertent error. Such transition charge collections aggregated $607,849.21. CenterPoint Houston transferred such amount, together with accrued interest thereon, to the trustee for the 2012 Senior Secured Transition Bonds on December 4, 2014.

CenterPoint Houston had similar failures from 2009 to December 2014 with respect to two other series of transition bonds for which it is the servicer. CenterPoint Houston transferred the transition charge collections it had failed to remit, together with accrued interest thereon, to the trustee for the applicable series of transition bonds on December 4, 2014.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 30th day of March, 2015.

CENTERPOINT ENERGY TRANSITION BOND
COMPANY IV, LLC, as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Carla A. Kneipp
	Name:	Carla A. Kneipp
	Title:	Vice President and Treasurer (Senior officer in charge of the servicing function of the servicer)

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

EXHIBIT INDEX

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.