Form 10-K
period 2015-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2016-03-30
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2015: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2016 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background
William D. Rogers	55

Manager and President of the Issuing Entity. Executive Vice President and Chief Financial Officer of CenterPoint Houston and CenterPoint Energy, Inc. since March 2015. Vice President and Treasurer of American Water Works Company, Inc. from October 2010 to January 2015. Chief Financial Officer of NV Energy, Inc. from February 2007 to February 2010.

Mr. Rogers currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP. He is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since March 2015); CenterPoint Energy Transition Bond Company II, LLC (since March 2015); CenterPoint Energy Transition Bond Company III, LLC (since March 2015); and CenterPoint Energy Restoration Bond Company, LLC (since March 2015).

Kristie Colvin	52

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since September 2014. Division Vice President Finance, Regulated Operations of CenterPoint Houston and CenterPoint Energy, Inc. from July 2010 until September 2014. Senior Director, Financial Planning and Performance Measurement of CenterPoint Energy, Inc. from August 2007 through June 2010.

Ms. Colvin is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since September 2014); CenterPoint Energy Transition Bond Company II, LLC (since September 2014); CenterPoint Energy Transition Bond Company III, LLC (since September 2014); and CenterPoint Energy Restoration Bond Company, LLC (since September 2014).

Carla A. Kneipp	44

Manager and Vice President and Treasurer of the Issuing Entity. Vice President and Treasurer of CenterPoint Energy, Inc. since May 2014. Vice President Investor Relations of CenterPoint Energy, Inc. from August 2012 to May 2014. Vice President Internal Audit of CenterPoint Energy, Inc. from May 2007 to August 2012.

Ms. Kneipp is also a manager of the following subsidiaries of CenterPoint Houston: CenterPoint Energy Transition Bond Company, LLC (since July 2014); CenterPoint Energy Transition Bond Company II, LLC (since July 2014); CenterPoint Energy Transition Bond Company III, LLC (since July 2014); and CenterPoint Energy Restoration Bond Company, LLC (since July 2014).

Bernard J. Angelo	46

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

Timothy O’Connor	44

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

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Houston which in turn is an indirect subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at http://investors.centerpointenergy.com/corporate-governance.cfm.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to CenterPoint Houston is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2016 annual meeting of shareholders filed with the Securities and Exchange Commission on March 17, 2016.

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

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

In connection with its September 15, 2015 annual true-up filing submitted to the Public Utility Commission of Texas (“PUCT”), CenterPoint Houston failed to remit notice and certain reports to the trustee, rating agencies and the PUCT due to inadvertent error with respect to one series of transition bonds of another issuer for which it is the servicer. CenterPoint Houston cured the servicer default for the applicable series of transition bonds in January 2016.

Since 2008, CenterPoint Houston did not comply with certain terms of the servicing agreement by and between CenterPoint Houston and another issuer of transition bonds with respect to one series of transition bonds for which it is the servicer. CenterPoint Houston did not comply with requirements to maintain accurate and complete accounts, records and computer systems for such series of transition bonds due to inadvertent error which caused an over-remittance of $2,624,656.80 to the trustee for such series of transition bonds. CenterPoint Houston cured the error in January 2016.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of March, 2016.

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