Form 10-K
period 2016-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2017-03-27
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2016: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2017 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Independent Manager is defined in the LLC Agreement as a manager of the Issuing Entity who is not, and within the previous five years was not (except solely by virtue of such Person’s serving as, or affiliation with any other Person serving as, a special member or an independent director or manager, as applicable, of CenterPoint Energy Houston Electric, LLC (“Houston Electric”), the Issuing Entity or any bankruptcy remote special purpose entity that is an Affiliate of Houston Electric or the Issuing Entity), (i) a stockholder, member, partner, director, officer, employee, Affiliate, customer, supplier, creditor or independent contractor of, or any Person that has received any benefit in any form whatsoever from (other than in such Manager’s capacity as a ratepayer or customer of Houston Electric in the ordinary course of business), or any Person that has provided any service in any form whatsoever to, or any major creditor (or any Affiliate of any major creditor) of, the Issuing Entity, Houston Electric or any of their Affiliates, or (ii) any Person owning beneficially, directly or indirectly, any outstanding shares of common stock, any limited liability company interests or any partnership interests, as applicable, of the Issuing Entity, Houston Electric, or any of their Affiliates, or of any major creditor (or any Affiliate of any major creditor) of any of the foregoing, or a stockholder, member, partner, director, officer, employee, Affiliate, customer, supplier, creditor or independent contractor of, or any Person that has received any benefit in any form whatever from (other than in such Person’s capacity as a ratepayer or customer of Houston Electric in the ordinary course of business), or any Person that has provided any service in any form whatever to, such beneficial owner or any of such beneficial owner’s Affiliates, or (iii) a member of the immediate family of any person described above; provided that the indirect or beneficial ownership of stock through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an Independent Manager. For purposes of this definition, “major creditor” shall mean a natural person or business entity to which the Issuing Entity, Houston Electric or any of their Affiliates has outstanding indebtedness for borrowed money or credit on open account in a sum sufficiently large as would reasonably be expected to influence the judgment of the proposed Independent Manager adversely to the interests of the Issuing Entity when the interests of that Person are adverse to those of the Issuing Entity. Capitalized terms used in this paragraph have the meanings assigned to them in the LLC Agreement.

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background

William D. Rogers	56

Manager and President of the Issuing Entity. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. since March 2015. Vice President and Treasurer of American Water Works Company, Inc. from October 2010 to January 2015. Chief Financial Officer of NV Energy, Inc. from February 2007 to February 2010.

Mr. Rogers currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP. He is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company II, LLC (since March 2015); CenterPoint Energy Transition Bond Company III, LLC (since March 2015); and CenterPoint Energy Restoration Bond Company, LLC (since March 2015).

Kristie Colvin	53

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since September 2014. Senior Vice President and Chief Accounting Officer of Houston Electric and CenterPoint Energy, Inc. since August 2015 and September 2014, respectively. Division Vice President Finance, Regulated Operations of Houston Electric and CenterPoint Energy, Inc. from July 2010 until September 2014. Senior Director, Financial Planning and Performance Measurement of CenterPoint Energy, Inc. from August 2007 through June 2010.

Ms. Colvin is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company II, LLC (since September 2014); CenterPoint Energy Transition Bond Company III, LLC (since September 2014); and CenterPoint Energy Restoration Bond Company, LLC (since September 2014).

Carla A. Kneipp	45

Manager and Vice President and Treasurer of the Issuing Entity. Vice President and Treasurer of Houston Electric and CenterPoint Energy, Inc. since May 2014. Vice President Investor Relations of CenterPoint Energy, Inc. from August 2012 to May 2014. Vice President Internal Audit of CenterPoint Energy, Inc. from May 2007 to August 2012.

Ms. Kneipp is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company II, LLC (since July 2014); CenterPoint Energy Transition Bond Company III, LLC (since July 2014); and CenterPoint Energy Restoration Bond Company, LLC (since July 2014).

Bernard J. Angelo	47

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

Mr. Angelo is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company II, LLC (since December 2005); CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Timothy O’Connor	45

Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation since September 2009.

Mr. O’Connor is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company II, LLC (since September 2007).

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of Houston Electric which in turn is an indirect subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller.

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

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2017 annual meeting of shareholders filed with the Securities and Exchange Commission on March 16, 2017.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 27th day of March, 2017.

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