Form 10-K
period 2018-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2019-03-25
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 29, 2018: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2019 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this report on Form 10-K, CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) has four managers. For as long as necessary under applicable Rating Agency criteria (as such term is defined in the Issuing Entity’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”)) in order to maintain a rating of “AAA” (or the equivalent thereof) for the Issuing Entity’s Series 2012 Senior Secured Transition Bonds, the Issuing Entity shall have at least two individuals who are Independent Managers (as such term is defined in the LLC Agreement). In the event that two Independent Managers are not necessary under applicable Rating Agency criteria in order to maintain such a rating, the Issuing Entity shall have at least one individual who is an Independent Manager. Currently, Messrs. Angelo and O’Connor serve as the Independent Managers of the Issuing Entity.

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

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background
Kristie Colvin	55

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

Carla A. Kneipp	47

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

Bernard J. Angelo	49

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

Timothy O’Connor	47

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

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2019 annual meeting of shareholders filed with the Securities and Exchange Commission on March 14, 2019.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of March, 2019.

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