Form 10-K
period 2019-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2020-03-25
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 28, 2019: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2020 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

The following are the managers of the Issuing Entity as of the date of this report on Form 10-K:

Name	Age	Background
Xia Liu	50

Manager and President of the Issuing Entity since April 2019. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. since April 2019. Executive Vice President, Chief Financial Officer and Treasurer of Georgia Power Company, a subsidiary of the Southern Company, from October 2017 to April 2019. Vice President, Chief Financial Officer and Treasurer of Gulf Power Company, formerly a subsidiary of the Southern Company, from July 2015 to October 2017. Senior Vice President, Finance and Treasurer from 2014 to 2015. Vice President, Finance and Assistant Treasurer from 2010 to 2014.

Ms. Liu currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP. Ms. Liu is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company III, LLC (since April 2019); and CenterPoint Energy Restoration Bond Company, LLC (since April 2019).

Kristie Colvin	56

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

Carla A. Kneipp	48

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

Bernard J. Angelo	50

Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000—March 2009); Ameriquest Mortgage Securities Inc. (January 2000—March 2009); Argent Securities Inc. (May 2002—March 2009); ATAX TEBS 1, LLC (since September 2010); Bay View Deposit Corporation (since November 2004); BCF Funding II LLC (since February 2005); Carmax Auto Funding LLC (since August 2003); CEC Funding LLC (since February 2005); Daimler Trust Leasing LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005—January 2011); Hexagon ABS Corp. (February 2005—November 2006); J.G. Wentworth Receivables III LLC (since September 1997); National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004—December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (since May 2010); SunTrust Auto Receivables, LLC (May 2007—November 2010); Venture Lending & Leasing IV, LLC (October 2004—June 2009); Venture Lending & Leasing V, LLC (June 2006—May 2009); and World Omni Auto Receivables LLC (since March 2003).

Mr. Angelo is also a manager of the following subsidiaries of Houston Electric: CenterPoint Energy Transition Bond Company III, LLC (since February 2008); and CenterPoint Energy Restoration Bond Company, LLC (since November 2009).

Timothy O’Connor	48	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation since September 2009.

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of Houston Electric which in turn is an indirect subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at http://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2020 annual meeting of shareholders filed with the Securities and Exchange Commission on March 13, 2020.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of March, 2020.

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