Form 10-K
period 2020-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2021-03-25
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2020: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2021 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Not applicable.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report on Form 10-K, CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) has five managers. For as long as necessary under applicable Rating Agency criteria (as such term is defined in the Issuing Entity’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”)) in order to maintain a rating of “AAA” (or the equivalent thereof) for the Issuing Entity’s Series 2012 Senior Secured Transition Bonds, the Issuing Entity shall have at least two individuals who are Independent Managers (as such term is defined in the LLC Agreement). In the event that two Independent Managers are not necessary under applicable Rating Agency criteria in order to maintain such a rating, the Issuing Entity shall have at least one individual who is an Independent Manager. Currently, Messrs. Angelo and O’Connor serve as the Independent Managers of the Issuing Entity.

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

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background
Jason P. Wells	43

Manager and President of the Issuing Entity since September 2020. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. since September 2020. Executive Vice President and Chief Financial Officer of PG&E Corporation from June 2019 to September 2020. Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019. Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020.

Mr. Wells is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since September 2020), a subsidiary of Houston Electric.

Kristie Colvin	57

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since September 2014. Senior Vice President and Chief Accounting Officer of Houston Electric and CenterPoint Energy, Inc. since August 2015 and September 2014, respectively, and, in addition to this role, Interim Executive Vice President and Chief Financial Officer from April 2020 to September 2020. Division Vice President Finance, Regulated Operations of Houston Electric and CenterPoint Energy, Inc. from July 2010 until September 2014. Senior Director, Financial Planning and Performance Measurement of CenterPoint Energy, Inc. from August 2007 through June 2010.

Ms. Colvin is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since September 2014), a subsidiary of Houston Electric.

Stacey L. Peterson	41

Manager and Vice President and Treasurer of the Issuing Entity since January 2021. Senior Vice President, Financial Planning and Treasurer of Houston Electric and CenterPoint Energy, Inc. since January 2021. Senior Vice President, Finance, Treasurer and Head of Investor Relations of Talen Energy Corp. from April 2018 to September 2019. Vice President, Finance and Treasurer of Calpine Corporation from January 2013 to March 2018.

Ms. Peterson is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since January 2021), a subsidiary of Houston Electric.

Bernard J. Angelo	51

Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000 - March 2009); Ameriquest Mortgage Securities Inc. (January 2000 - March 2009); Argent Securities Inc. (May 2002 - March 2009); Raven Funding LLC (since June 1999); ATAX TEBS 1, LLC (since September 2010); ATAX TEBS II, LLC (since March 2014); Bay View Deposit Corporation (November 2004 - December 2006); BCF Funding II LLC (February 2005 - April 2013); Carmax Auto Funding LLC (since August 2003); CEC Funding LLC (February 2005 - April 2013); Daimler Trust Leasing LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005 - January 2011); Hexagon ABS Corp. (February 2005 - November 2006); J.G. Wentworth Receivables III LLC (since September 1997); PNC Mortgage Capital LLC, formerly known as National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004 - December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (May 2010 - May 2015); SunTrust Auto Receivables, LLC (May 2007 - November 2010); Venture Lending & Leasing IV, LLC (October 2004 - June 2009); Venture Lending & Leasing V, LLC (June 2006 - May 2009); World Omni Auto Receivables LLC (since March 2003); World Omni Auto Leasing LLC (since June 2008): ACREFI Holdings J-I, LLC (since December 2009); ACREFI Holdings J-II, LLC (since December 2009); Affirm ABS, LLC (since July 2020); Duke Energy Florida Project Finance LLC (since January 2016); Fifth Third Holdings Funding, LLC (since June 2007); Glenbridge Property Holding Corp. (since December 2018); Oaks Funding LLC (since January 2015); and Oaks Funding II LLC (since April 2016).

Mr. Angelo is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since November 2009), a subsidiary of Houston Electric.

Timothy O’Connor	49	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation from September 2009 to June 2016).

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of Houston Electric which in turn is an indirect subsidiary of CenterPoint Energy, Inc. (“CenterPoint Energy”). CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at https://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2021 annual meeting of shareholders filed with the Securities and Exchange Commission on March 12, 2021.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of March, 2021.

CENTERPOINT ENERGY TRANSITION BOND
COMPANY IV, LLC, as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Stacey L. Peterson
	Name:	Stacey L. Peterson
	Title:	Senior Vice President, Financial Planning and Treasurer (Senior officer in charge of the servicing function of the servicer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the Registrant’s security holders. The Registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this Annual Report on Form 10-K.