Form 10-K
period 2021-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2022-03-25
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2021: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2022 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Item 6. [Reserved]

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background
Jason P. Wells	44

Manager and President of the Issuing Entity since September 2020. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. (“CenterPoint Energy”) since September 2020. Executive Vice President and Chief Financial Officer of PG&E Corporation from June 2019 to September 2020. Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019. Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020.

Mr. Wells is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since September 2020), a subsidiary of Houston Electric.

Stacey L. Peterson	42

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since December 2021. Vice President and Treasurer of the Issuing Entity from January 2021 to December 2021. Senior Vice President and Chief Accounting Officer of Houston Electric and CenterPoint Energy since January 2022. Senior Vice President, Chief Accounting Officer and Treasurer of Houston Electric and CenterPoint Energy from December 2021 to January 2022. Senior Vice President, Financial Planning and Treasurer of Houston Electric and CenterPoint Energy from January 2021 to December 2021. Senior Vice President, Finance, Treasurer and Head of Investor Relations of Talen Energy Corp. from April 2018 to September 2019. Vice President, Finance and Treasurer of Calpine Corporation from January 2013 to March 2018.

Ms. Peterson is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since January 2021), a subsidiary of Houston Electric.

Jacqueline M. Richert	38

Manager and Vice President and Treasurer of the Issuing Entity since January 2022. Vice President, Investor Relations and Treasurer of Houston Electric and CenterPoint Energy since January 2022. Director, Investor Relations of CenterPoint Energy from March, 2021 to January 2022. Ms. Richert has served in various roles of increase responsibility at Enterprise Products Partners from 2008 to 2021, including as Senior Director of Investor Relations from 2019 to 2021.

Ms. Richert is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since January 2022), a subsidiary of Houston Electric.

Bernard J. Angelo	52

Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000 - March 2009); Ameriquest Mortgage Securities Inc. (January 2000 - March 2009); Argent Securities Inc. (May 2002 - March 2009); Raven Funding LLC (since June 1999); ATAX TEBS 1, LLC (since September 2010); ATAX TEBS II, LLC (since March 2014); Bay View Deposit Corporation (November 2004 - December 2006); BCF Funding II LLC (February 2005 - April 2013); Carmax Auto Funding LLC (since August 2003); CEC Funding LLC (February 2005 - April 2013); Daimler Trust Leasing LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005 - January 2011); Hexagon ABS Corp. (February 2005 - November 2006); J.G. Wentworth Receivables III LLC (since September 1997); PNC Mortgage Capital LLC, formerly known as National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004 - December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (May 2010 - May 2015); SunTrust Auto Receivables, LLC (May 2007 - November 2010); Venture Lending & Leasing IV, LLC (October 2004 - June 2009); Venture Lending & Leasing V, LLC (June 2006 - May 2009); World Omni Auto Receivables LLC (since March 2003); World Omni Auto Leasing LLC (since June 2008): ACREFI Holdings J-I, LLC (since December 2009); ACREFI Holdings J-II, LLC (since December 2009); Affirm ABS, LLC (since July 2020); Duke Energy Florida Project Finance LLC (since January 2016); Fifth Third Holdings Funding, LLC (since June 2007); Glenbridge Property Holding Corp. (since December 2018); Oaks Funding LLC (since January 2015); Oaks Funding II LLC (since April 2016); Duke Energy Carolinas NC Storm Funding LLC (since August 2021); and Duke Energy Progress NC Storm Funding LLC (since August 2021).

Mr. Angelo is also a manager of CenterPoint Energy Restoration Bond Company, LLC (since November 2009), a subsidiary of Houston Electric.

Timothy O’Connor	50	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation from September 2009 to June 2016.

Code of Conduct

The Issuing Entity is a wholly-owned subsidiary of Houston Electric which in turn is an indirect subsidiary of CenterPoint Energy. CenterPoint Energy has adopted a code of ethics for its Chief Executive Officer and Senior Financial Officers, which group consists of its Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller. CenterPoint Energy has also adopted an Ethics and Compliance Code applicable to all directors, officers and employees, including those of its subsidiaries. CenterPoint Energy maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including its Ethics and Compliance Code and its Code of Ethics for Chief Financial Officer and Senior Financial Officers. The corporate governance page can be found at https://investors.centerpointenergy.com/governance.

Item 11. Executive Compensation.

Other than the annual independent managers fee of $3,500 paid to Global Securitization Services, LLC, the Issuing Entity does not pay any compensation to its executive officers or managers.

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2022 annual meeting of shareholders filed with the Securities and Exchange Commission on March 11, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of March, 2022.

CENTERPOINT ENERGY TRANSITION BOND
COMPANY IV, LLC, as Issuing Entity

By:	CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC, as servicer

By:	/s/ Jacqueline M. Richert
Name: Jacqueline M. Richert
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