Form 10-K
period 2022-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2023-03-28
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2022: None Documents incorporated by reference: A portion of the proxy statement relating to the 2023 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background
Jason P. Wells	45	Manager and President of the Issuing Entity since September 2020. President, Chief Operating Officer and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. (“CenterPoint Energy”) since January 2023. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy from September 2020 to December 2022. Executive Vice President and Chief Financial Officer of PG&E Corporation from June 2019 to September 2020. Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019. Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020.

Kara Gostenhofer Ryan	39	Manager and Vice President and Chief Accounting Officer of the Issuing Entity since August 2022. Vice President and Chief Accounting Officer of Houston Electric and CenterPoint Energy since August 2022. Vice President and Controller of Houston Electric and CenterPoint Energy from January 2022 to August 2022. Director and Assistant Controller of CenterPoint Energy from November 2017 to January 2022. Manager, Accounting Projects of CenterPoint Energy from January 2016 to November 2017. Manager, Regulatory Reporting of CenterPoint Energy from May 2015 to January 2016. Manager, Accounting Research of CenterPoint Energy from February 2013 to May 2015.

Jacqueline M. Richert	39	Manager and Vice President and Treasurer of the Issuing Entity since January 2022. Vice President, Investor Relations and Treasurer of Houston Electric and CenterPoint Energy since January 2022. Director, Investor Relations of CenterPoint Energy from March 2021 to January 2022. Ms. Richert has served in various roles of increase responsibility at Enterprise Products Partners from 2008 to 2021, including as Senior Director of Investor Relations from 2019 to 2021.

Bernard J. Angelo	53	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000—March 2009); Ameriquest Mortgage Securities Inc. (January 2000—March 2009); Argent Securities Inc. (May 2002—March 2009); Raven Funding LLC (since June 1999); ATAX TEBS I, LLC (since September 2010); ATAX TEBS II, LLC (since March 2014); ATAX TEBS III, LLC (since July 2015); ATAX TEBS IV, LLC (since July 2018); Bay View Deposit Corporation (November 2004—December 2006); BCF Funding II LLC (February 2005—April 2013); Carmax Auto Funding LLC (since August 2003); Cartus Corporation (since 2002); CEC Funding LLC (February 2005—April 2013); Daimler Trust Leasing Conduit LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005—January 2011); Hexagon ABS Corp. (February 2005—November 2006); J.G. Wentworth Receivables III LLC (since September 1997); PNC Mortgage Capital LLC, formerly known as National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004—December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (May 2010—May 2015); SunTrust Auto Receivables, LLC (May 2007—November 2010); Venture Lending & Leasing IV, LLC (October 2004—June 2009); Venture Lending & Leasing V, LLC (June 2006—May 2009); World Omni Auto Receivables LLC (since March 2003); World Omni Auto Leasing LLC (since June 2008): ACREFI Holdings J-I, LLC (since December 2009); ACREFI Holdings J-II, LLC (since December 2009); Affirm ABS, LLC (since July 2020); Duke Energy Florida Project Finance LLC (since January 2016); Fifth Third Holdings Funding, LLC (since June 2007); Glenbridge Property Holding Corp. (since December 2018); Oaks Funding LLC (since January 2015); Oaks Funding II LLC (since April 2016) ; Duke Energy Carolinas NC Storm Funding LLC (since August 2021); Duke Energy Progress NC Storm Funding LLC (since August 2021); NOM-PEFF-I, LLC (since August 2021); FINN Funding LLC (since March 2022); LQC SP1 LLC (since April 2022); and Kansas Gas Service Securitization I, L.L.C. (since November 2022).

Timothy O’Connor	51	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation from September 2009 to June 2016.

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

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2023 annual meeting of shareholders filed with the Securities and Exchange Commission on March 10, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements.

Not applicable.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

3.1	Certificate of Formation of CenterPoint Energy Transition Bond Company IV, LLC (the “Issuing Entity”) filed with the Delaware Secretary of State on October 14, 2011.

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012.

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds.

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds.

4.3	Form of 2012 Senior Secured Transition Bond (included in Exhibit 4.2).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller.

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer.

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on October 14, 2011 (incorporated by reference to exhibit 3.3 included as an exhibit to the Issuing Entity’s Registration Statement on Form S-3 (Reg. No. 333-177662-01) dated November 2, 2011).

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of January 19, 2012 (incorporated by reference to exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.1	Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of Senior Secured Transition Bonds (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.2	First Supplemental Indenture dated as of January 19, 2012 between the Issuing Entity and Deutsche Bank Trust Company Americas, as trustee, providing for the issuance of the Issuing Entity’s 2012 Senior Secured Transition Bonds (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

4.3	Form of 2012 Senior Secured Transition Bond (included as Exhibit A to the First Supplement Indenture filed as Exhibit 4.2) (incorporated by reference to exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

*31.1	Certification.

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Energy Houston Electric, LLC.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Energy Houston Electric, LLC.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

99.1	Transition Property Sale Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as seller (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.2	Transition Property Servicing Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as servicer (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

99.3	Administration Agreement dated as of January 19, 2012 between the Issuing Entity and CenterPoint Energy Houston Electric, LLC, as administrator (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K dated January 11, 2012).

(c)	Not applicable.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of March, 2023.

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