Form 10-K
period 2023-12-31
CenterPoint Energy Transition Bond Co IV, LLC
filed 2024-03-28
CIK 1533840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2023: None

Documents incorporated by reference: A portion of the proxy statement relating to the 2024 Annual Meeting of Shareholders of CenterPoint Energy, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

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

Not applicable.

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

The following are the managers of the Issuing Entity as of the date of this Annual Report on Form 10-K:

Name	Age	Background
Christopher A. Foster	45

Manager and President of the Issuing Entity since May 2023. Executive Vice President and Chief Financial Officer of Houston Electric and CenterPoint Energy, Inc. (“CenterPoint Energy”) since May 2023. Executive Vice President and Chief Financial Officer of PG&E Corporation from March 2021 to April 2023. Vice President and Interim Chief Financial Officer of PG&E Corporation from September 2020 to March 2021. Vice President, Treasury and Investor Relations of PG&E Corporation from March 2020 to September 2020. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020.

Kristie L. Colvin	60

Manager and Senior Vice President and Chief Accounting Officer of the Issuing Entity since October 2023. Senior Vice President and Chief Accounting Officer of Houston Electric and CenterPoint Energy, Inc. since October 2023. Senior Vice President Regulatory Planning, Reporting and Electric Services from March 2022 until October 2023, Senior Vice President, Finance from December 2021 until March 2022, Senior Vice President and Chief Accounting Officer from September 2014 until December 2021 and, in addition to this role, Interim Executive Vice President and Chief Financial Officer from April 2020 to September 2020, Division Vice President Finance, Regulated Operations of Houston Electric and CenterPoint Energy, Inc. from July 2010 until September 2014. Senior Director, Financial Planning and Performance Measurement of CenterPoint Energy, Inc. from August 2007 through June 2010.

Jacqueline M. Richert	40	Manager and Vice President and Treasurer of the Issuing Entity since January 2022. Senior Vice President, Corporate Planning, Investor Relations, and Treasury of CenterPoint Energy, Inc. since March 2024. Vice President, Investor Relations and Treasurer of CenterPoint Energy, Inc. from January 2022 until March 2024. Vice President, Investor Relations and Treasurer of Houston Electric since January 2022. Director, Investor Relations of CenterPoint Energy, Inc. from March 2021 to January 2022. Ms. Richert has served in various roles of increase responsibility at Enterprise Products Partners from 2008 to 2021, including as Senior Director of Investor Relations from 2019 to 2021.

Bernard J. Angelo	54	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 1997. Director or manager, as the case may be, of Ameriquest Funding II Reo Subsidiary LLC (November 2000 - March 2009); Ameriquest Mortgage Securities Inc. (January 2000 - March 2009); Argent Securities Inc. (May 2002 - March 2009); Raven Funding LLC (since June 1999); ATAX TEBS I, LLC (since September 2010); ATAX TEBS II, LLC (since March 2014); ATAX TEBS III, LLC (since July 2015); ATAX TEBS IV, LLC (since July 2018); Bay View Deposit Corporation (November 2004 - December 2006); BCF Funding II LLC (February 2005 - April 2013); Carmax Auto Funding LLC (since August 2003); CEC Funding LLC (February 2005 - April 2013); Mercedes-Benz Trust Leasing Conduit LLC formerly known as Daimler Trust Leasing Conduit LLC (since January 2009); Mercedes-Benz Trust Leasing LLC formerly known as Daimler Trust Leasing LLC (since January 2009); Ford Credit Auto Receivables Two LLC (since January 2001); Hamilton Floating Rate Fund I, LLC (October 2005 - January 2011); Hexagon ABS Corp. (February 2005 - November 2006); J.G. Wentworth Receivables III LLC (since September 1997); PNC Mortgage Capital LLC, formerly known as National City Mortgage Capital LLC (since August 2005); PG&E Energy Recovery Funding LLC (October 2004 - December 2012); Prosper Funding LLC (since March 2012); RS TEBS, Inc. (May 2010 - May 2015); SunTrust Auto Receivables, LLC (May 2007 - November 2010); Venture Lending & Leasing IV, LLC (October 2004 - June 2009); Venture Lending & Leasing V, LLC (June 2006 - May 2009); World Omni Auto Receivables LLC (since March 2003); World Omni Auto Leasing LLC (since June 2008): ACREFI Holdings J-I, LLC (since December 2009); ACREFI Holdings J-II, LLC (since December 2009); Affirm ABS, LLC (since July 2020); Duke Energy Florida Project Finance LLC (since January 2016); Duke Energy Florida Project Finance LLC (since February 2016); Fifth Third Holdings Funding, LLC (since June 2007); Glenbridge Property Holding Corp. (since December 2018); Oaks Funding LLC (since January 2015); Oaks Funding II LLC (since April 2016) ; Duke Energy Carolinas NC Storm Funding LLC (since August 2021); Duke Energy Progress NC Storm Funding LLC (since August 2021); NOM-PEFF-I, LLC (since August 2021); VFI ABS 2022-1, LLC (since February 2022); FINN Funding LLC (since March 2022); LQC SP1 LLC (since April 2022); and Kansas Gas Service Securitization I, L.L.C. (since November 2022); ACR Group Paper Holdings JR GP LLC (since June 2023); VFI ABS 2023-1, LLC (since October 2023); Thoma Bravo Credit Asset Funding ABS, LLC (since November 2023); Duke Energy Progress SC Storm Funding LLC (since January 2024).

Name	Age	Background
Timothy O’Connor	52	Manager of the Issuing Entity. Senior Vice President of Global Securitization Services, LLC since April 2002. Director of California Petroleum Corporation from September 2009 to June 2016.

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

The information required by this item with respect to Houston Electric is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of CenterPoint Energy for its 2024 annual meeting of shareholders filed with the Securities and Exchange Commission on March 15, 2024.

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

The Issuing Entity is a wholly-owned subsidiary of CenterPoint Energy Houston Electric, LLC.

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of March, 2024.

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